Form 10-Q
period 2009-05-31
VISION ACQUISITION IV INC
filed 2009-07-15
CIK 1419919

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 15, 2009.

VISION ACQUISITION IV, INC.
A DEVELOPMENT STAGE COMPANY
May 31, 2009

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet as of May 31, 2009 (unaudited) and November 30, 2008	2

	Statements of Operations for the three and six months ended May 31, 2009 (unaudited), May 31, 2008 (unaudited) and for the Cumulative Period from Inception (September 17, 2007) through May 31, 2009 (unaudited)	3

	Statements of Stockholder’s Equity for the Cumulative Period from Inception (September 17, 2007) through May 31, 2009 (unaudited)	4

	Statements of Cash Flows for the six months ended May 31, 2009 (unaudited) and May 31, 2008 (unaudited) and for the Cumulative Period from Inception (September 17, 2007) through May 31, 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

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

The results for the period ended May 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2008.

VISION ACQUISITION IV, INC.
A Development Stage Company
BALANCE SHEET

	May 31,	November 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,878	$2,521
Prepaid expenses	6,250	2,500

TOTAL ASSETS	$12,128	$5,021

LIABILITIES AND STOCKHOLDER’S EQUITY

TOTAL LIABILITIES	$-	$-

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of May 31, 2009 and November 30, 2008	500	500
Additional paid-in capital	79,500	54,500
Deficit accumulated during the development stage	(67,872)	(49,979)

TOTAL STOCKHOLDER’S EQUITY	12,128	5,021

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,128	$5,021

See notes to unaudited financial statements.

VISION ACQUISITION IV, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Cumulative Period from
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	Inception (September 17, 2007) through May 31, 2009

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	7,773	18,701	17,893	32,793	67,872

NET (LOSS)	$(7,773)	$(18,701)	$(17,893)	$(32,793)	$(67,872)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VISION ACQUISITION IV, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDER’S EQUITY
(unaudited)

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE AT INCEPTION (SEPTEMBER 17, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	24,500	-	25,000
Net (loss)	-	-	-	-	-	(10,659)	(10,659)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	24,500	(10,659)	14,341
Proceeds from capital contribution	-	-	-	-	30,000	-	30,000
Net (loss)	-	-	-	-	-	(39,320)	(39,320)
BALANCE AT NOVEMBER 30, 2008	-	-	5,000,000	500	54,500	(49,979)	5,021
Proceeds from capital contribution	-	-	-	-	15,000	-	15,000
Net (loss)	-	-	-	-	-	(10,120)	(10,120)
BALANCE AT FEBRUARY 28, 2009 (UNAUDITED)	-	-	5,000,000	500	69,500	(60,099)	9,901
Proceeds from capital contribution	-	-	-	-	10,000	-	10,000
Net (loss)	-	-	-	-	-	(7,773)	(7,773)
BALANCE AT MAY 31, 2009 (UNAUDITED)	-	$-	5,000,000	$500	$79,500	$(67,872)	$12,128

See notes to unaudited financial statements.

VISION ACQUISITION IV, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended		For the Cumulative Period from
	May 31, 2009	May 31, 2008	Inception (September 17, 2007) through May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,893)	$(32,793)	$(67,872)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Prepaid expenses	(3,750)	-	(6,250)
Net cash used in operating activities	(21,643)	(32,793)	(74,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	22,500
Receipt of stock subscription outstanding	-	2,500	2,500
Proceeds from capital contribution	25,000	25,000	55,000
Net cash provided by financing activities	25,000	27,500	80,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,357	(5,293)	5,878

Cash and cash equivalents at beginning of period	2,521	11,841	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,878	$6,548	$5,878

See notes to unaudited financial statements.

VISION ACQUISITION IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $67,872, used cash from operations of $74,122 since its inception, and has a working capital of $12,128 at May 31, 2009.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
May 31, 2009
(unaudited)

NOTE 1    -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(e)	Income Taxes (continued):

The Company has approximately $19,500 in deferred tax assets at May 31, 2009 resulting primarily from net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

VISION ACQUISITION IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

NOTE 2    -          CAPITAL STOCK (Continued):

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

On April 3, 2009, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $10,000. No additional shares of common stock were issued.

NOTE 3    -          RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4.

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
May 31, 2009
(unaudited)

NOTE 3    -          RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The intention of the Company is to carry out an acquisition or reverse merger activity.  This pronouncement will be effective in case such a transaction consummates.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. We adopted the presentation and disclosure requirements of SFAS 160 on a retrospective basis in the first quarter of 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has complied with the disclosure requirements of this Statement in the first quarter of 2009.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” – which requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis This FSP will be effective for the interim and annual periods ending after June 15, 2009 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

VISION ACQUISITION IV, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

NOTE 3    -          RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to materially impact the Company’s financial position or results of operations.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to materially impact the Company’s financial position or results of operations.

NOTE 4    -         INTERIM FINANCIAL STATEMENTS:

The interim financial information as of May 31, 2009 and for the three and six month periods ended May 31, 2009 and the cumulative period from September 17, 2007 (Inception) to May 31, 2009  have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2009, and results of operations for the three and six months period ended May 31, 2009 and the cumulative period from September 17, 2007 (inception) to May 31, 2009, and cash flows for the six month period ended May 31, 2009 and the cumulative period from September 17, 2007 (Inception) to May 31, 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Liquidity and Capital Resources

As of May 31, 2009, the Company had assets equal to $12,128 comprised exclusively of cash and cash equivalents and prepaid expenses. This compares with assets of $5,021, comprised of cash and cash equivalents and prepaid expenses, as of November 30, 2008.  The Company’s current liabilities as of May 31, 2009 totaled $0.  This compares to the Company’s liabilities as of May 31, 2008 of $0. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended May 31, 2009 and May 31, 2008 and for the cumulative period from September 17, 2007 (Inception) through May 31, 2009:

	For the Six Months Ended May 31, 2009	For the Six Months Ended May 31, 2008	For the Cumulative Period from Inception (September 17, 2007) through May 31, 2009
Net cash used in operating activities	$(21,643)	$(32,793)	$(74,122)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	$25,000	$27,500	$80,000
Net increase (decrease) on cash	$3,357	$(5,293)	$5,878

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 17, 2007 (Inception) to May 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended May 31, 2009, the Company had a net loss of $7,773 due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 in April of 2009.  This compares with a net loss of $18,701 for the three months ended May 31, 2008 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended February 28, 2008 filed in April of 2008.

For the six months ended May 31, 2009, the company had a net loss of $17,893 due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009 and Quarterly Report on Form 10-Q for the period ended February 28, 2009 in April of 2009.  This compares with a net loss of $32,793 for the six months ended May 31, 2008, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended February 29, 2008 in April of 2008.

For the cumulative period from September 17, 2007 (Inception) through May 31, 2009, the Company had a net loss of $67,872 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and Quarterly Reports on Form 10-QSB for the period ended February 29, 2008 in April of 2008, Form 10-QSB for the period ended May 31, 2008 in July of 2008, Form 10-Q for the period ended August 31, 2008 in October of 2009, Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009 and Quarterly Report on Form 10-Q for the period ended February 28, 2009 in April of 2009.

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

As of May 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended May 31, 2009.

On September 17, 2007, the Registrant sold 5,000,000 shares of Common Stock to Vision Opportunity Master Fund, Ltd for an aggregate investment of $25,000.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2009.

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

Dated: July 15, 2009	VISION ACQUISITION IV, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: July 15, 2009	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Accounting Officer
Principal Accounting Officer